Form 10-K
period 1998-12-31
CASE RECEIVABLES II INC
filed 1999-07-09
CIK 931152

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  -------

                                 FORM 10-K

                               ANNUAL REPORT


                   pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                  33-99298
                          (Commission file number)


                          CASE RECEIVABLES II INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                                  76-0439709
(State or other jurisdiction of          I.R.S. employer identification number)
 incorporation or organization)


                             475 Half Day Road
                           Lincolnshire, IL 60069
                  (Address of principal executive offices)

                                847-955-0228
                      (Registrant's telephone number)


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes x   No ___

As of June 23, 1999, 200 shares of Case Receivables II Inc.'s common stock, $5.00 par value, were outstanding.

No documents have been incorporated by reference in this Form 10-K.

                                                 TABLE OF CONTENTS
                                                                        Page

PART I

Item 1.       Business....................................................1
Item 2.       Properties..................................................1
Item 3.       Legal Proceedings...........................................1
Item 4.       Submission of Matters to a Vote of Security Holders.........1

PART II

Item 5.       Market for Registrant's Common Equity and Realty Stockholder
              Matters.....................................................1
Item 6.       Selected Financial Data.....................................2
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................2
Item 8.       Financial Statements and Supplementary Data.................2
Item 9.       Changes in and Disagreements With Accounts on Accounting
              and Financial Disclosure....................................2

PART III

Item 10.      Directors and Executive Officers of the Registrant..........2
Item 11.      Executive Compensation......................................2
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management..............................................2
Item 13.      Certain Relationships and Related Transactions..............3

PART IV

Item 14.      Exhibits, Financial Statements Schedules, and Reports on
              Form 8-K ...................................................3

         On March 24, 1993, a letter (the "No-Action Letter") was submitted on behalf of Case Equipment Loan Trust 1992-A and similarly situated trusts to the Office of Chief Counsel, Division of corporation finance, of the Securities and Exchange (the "Commission") requesting that the Commission raise no objection if trusts originated by Case Corporation file reports pursuant to Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended, in the manner described in the No-Action Letter. Case Receivables II, Inc. has prepared and filed this Annual Report on Form 10-K in accordance with the No-Action Letter.



                                   PART I

ITEM 1.      BUSINESS

         Omitted pursuant to the No-Action Letter.

ITEM 2.      PROPERTIES

         The Case Equipment Receivables Trust 1996-B (the "Trust") was formed pursuant to the Trust Agreement, dated as of September 1, 1996 (the "Agreement"), between Case Receivables II Inc., as seller (the "Depositor"), and The Chase Manhattan Bank Delaware, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts secured by new or used agricultural or construction equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On September 19, 1996, the Trust issued $125,000,000 Class A-1 5.5625% Asset Backed Notes, $362,000,000 Class A-2
6.25% Asset Backed Notes, $329,000,000 Class A-3 6.65% Asset Backed Notes (collectively, the "Notes") and $34,000,000 6.70% Asset Backed Certificates (the "Certificates," and together with the Notes, the "Securities").

         Reference is made to the Annual Statement of Compliance included under Item 14.


ITEM 3.      LEGAL PROCEEDINGS

     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                  PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

          There is no established public trading market for the Certificates.

ITEM 6.      SELECTED FINANCIAL DATA

             Omitted pursuant to the No-Action Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

             Omitted pursuant to the No-Action Letter.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Omitted pursuant to the No-Action Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Omitted pursuant to the No-Action Letter.

ITEM 11.     EXECUTIVE COMPENSATION

             Omitted pursuant to the No-Action Letter.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 30, 1999, the following participants in the DTC system were known to be the holders of more than 5% of the total principal amount of Securities outstanding on that date:


Class A Asset Backed Notes

Name and Address of Beneficial Owner             Amount        Percent of Class
------------------------------------             ------        ----------------
The Bank of New York                           $10,530,477          8.2%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                          $30,741,823          24.0%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Bank One Trust Company, N.A.                   $10,839,571          8.5%
1900 Polaris Parkway
Columbus, OH 43240

Boston Safe Deposit and Trust Company          $22,670,535          17.7%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                           $15,635,927          12.2%
4 New York Plaza
New York, NY 10004

State Street Bank and Trust Company            $12,673,987          9.9%
1776 Heritage Drive
North Quincy, MA 02171

State Street Bank and Trust Company - Bank     $12,155,647          9.5%
Portfolio
1776 Heritage Drive
North Quincy, MA 02171



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.



                                        PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Listed below are the documents filed as a part of this report:

             Exhibit
             Number
             -------

             99(a) Annual Statement of Compliance

             99(b) Accountant's Statement

         (b) Omitted pursuant to the No-Action Letter.

         (c) Omitted pursuant to the No-Action Letter.

         (d) Omitted pursuant to the No-Action Letter.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CASE RECEIVABLES II INC.

                          (Registrant)



                  By:     /s/ Ralph A. Than                   July 9, 1999
                       ----------------------------
                  Ralph A. Than
                  Vice President and Treasurer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to any security holder of the registrant.