Form 10-K
period 1998-12-31
CASE RECEIVABLES II INC
filed 1999-07-09
CIK 931152

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

ITEM 2.      PROPERTIES

         The Case Equipment Loan Trust 1997-A (the "Trust") was formed pursuant to the Trust Agreement, dated as of March 1, 1997 (the "Agreement"), between Case Receivables II, Inc., as seller (the "Depositor"), and The Chase Manhattan Bank Delaware, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts secured by new or used agricultural or construction equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On March 18, 1997, the Trust issued $71,500,000 Class A-1 5.597% Asset Backed Notes, $282,000,000 Class A-2
6.00% Asset Backed Notes, $259,125,000 Class A-3 6.45% Asset Backed Notes, $26,000,000 Class B 6.70% Asset Backed Notes (collectively, the "Notes") and $11,375,000 6.70% Asset Backed Certificates (the "Certificates," and together with the Notes, the "Securities").

         Reference is made to the Annual Statement of Compliance included under Item 14.


ITEM 3.      LEGAL PROCEEDINGS

     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                  PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         There is no established public trading market for the Certificates. The entire principal amount of the Certificates were issued to and have been retained by the Depositor.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 30, 1999, the following participants in the DTC system were known to be the holders of more than 5% of the total principal amount of Securities outstanding on that date:

Class A Asset Backed Notes

Name and Address of Beneficial Owner             Amount        Percent of Class
------------------------------------             ------        ----------------
The Bank of New York                           $36,780,427          23.9%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                          $26,178,240          16.7%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Bank One Trust Company, N.A.                    $9,269,476           6.0%
1900 Polaris Parkway
Columbus, OH 43240

Boston Safe Deposit and Trust Company           $9,706,772           6.3%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                           $15,962,776          10.4%
4 New York Plaza
New York, NY 10004

Northern Trust Company                          $9,935,832           6.5%
801 S. Canal Street
Chicago, IL 60607

State Street Bank and Trust Company            $23,361,104          15.2%
1776 Heritage Drive
North Quincy, MA 02171


Class B Asset Backed Notes

Name and Address of Beneficial Owner             Amount        Percent of Class
------------------------------------             ------        ----------------
Bankers Trust Company                          $8,000,000           30.1%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                           $15,000,000          57.7%
4 New York Plaza
New York, NY 10004

PNC Bank, National Association                 $2,000,000           7.6%
1600 Market Street
Philadelphia, PA 19103

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