Form 10-K
period 1998-12-31
CASE RECEIVABLES II INC
filed 1999-07-09
CIK 931152

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

PART II

Item 5.           Market for Registrant's Common Equity and Realty Stockholder
                  Matters.....................................................1
Item 6.           Selected Financial Data.....................................2
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation....................................2
Item 8.           Financial Statements and Supplementary Data.................2
Item 9.           Changes in and Disagreements With Accounts on Accounting and
                  Financial Disclosure....................................... 2

PART III

Item 10.          Directors and Executive Officers of the Registrant..........2
Item 11.          Executive Compensation......................................2
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................2
Item 13.          Certain Relationships and Related Transactions..............3

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

ITEM 2.      PROPERTIES

         The Case Equipment Loan Trust 1997-B (the "Trust") was formed pursuant to the Trust Agreement, dated as of September 1, 1997 (the Agreement), between Case Receivables II Inc., as seller (the "Depositor"), and The Chase Manhattan Bank, USA, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts secured by new or used agricultural or construction equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On September 22, 1997, the Trust issued $90,000,000 Class A-1 5.612% Asset Backed Notes, $204,500,000 Class A-2 5.914% Asset Backed Notes, $237,000,000 Class A-3 6.240% Asset Backed Notes, $188,591,000 Class
A-4 6.410% Asset Backed Notes, $34,719,000 Class C 6.410% Asset Backed Notes (collectively, the "Notes") and $15,190,000 6.410% Asset Backed Certificates (the "Certificates", and together with the Notes, the "Securities").

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


Class C Asset Backed Notes

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