Form 10-K
period 1998-12-31
CASE RECEIVABLES II INC
filed 1999-07-09
CIK 931152

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


                                475 Half Day Road
                          Lincolnshire, Illinois 60069
                    (Address of principal executive offices)

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

                                TABLE OF CONTENTS
                                -----------------                        Page
                                                                         ----
PART I

Item 1.      Business.......................................................1
Item 2.      Properties.....................................................1
Item 3.      Legal Proceedings..............................................1
Item 4.      Submission of Matters to a Vote of Security Holders............1

PART II

Item 5.      Market for Registrant's Common Equity and Realty
               Stockholder Matters..........................................2
Item 6.      Selected Financial Data........................................2
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operation.......................................2
Item 8.      Financial Statements and Supplementary Data....................2
Item 9.      Changes in and Disagreements With Accounts on Accounting
               and Financial Disclosure.....................................2

PART III

Item 10.     Directors and Executive Officers of the Registrant.............2
Item 11.     Executive Compensation.........................................2
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management...................................................3
Item 13.     Certain Relationships and Related Transactions.................3

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

ITEM 2.    PROPERTIES

         The Case Equipment Receivables Trust 1998-C (the "Trust") was formed pursuant to the Trust Agreement, dated as of November 1, 1998 (the "Agreement"), between Case Receivables II, Inc., as seller (the "Depositor"), and The Bank of New York, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts and leases secured by new or used agricultural, construction and other equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On November 18, 1998, the Trust issued $ 86,400,000 Class A-1 5.42% Asset Backed Notes, $250,000,000 Class A-2 5.49%
Asset Backed Notes, $110,000,000 Class A-3 5.52% Asset Backed Notes, $148,350,000 Class A-4 5.61% Asset Backed Notes, $34,125,000 Class B 6.20%
Asset Backed Notes (collectively, the "Notes") and $100,000 6.20% Asset Backed Certificates (the "Certificates", and together with the Notes, the "Securities").

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 30, 1999, the following participants in the DTC system were known to be the holders of more than 5% of the total principal amount of Securities outstanding on that date:


Class A Asset Backed Notes
--------------------------
Name and Address of Beneficial Owner             Amount        Percent of Class
------------------------------------             ------        ----------------
The Bank of New York                           $101,493,000         20.0%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company           $27,500,000          5.4%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                            $79,708,995         15.8%
4 New York Plaza
New York, NY 10004

State Street Bank and Trust Company            $125,000,000         24.7%
1776 Heritage Drive
North Quincy, MA 02171


Class B Asset Backed Notes

Name and Address of Beneficial Owner             Amount        Percent of Class
------------------------------------             ------        ----------------
Boston Safe Deposit and Trust Company            $6,452,700          22.0%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                            $15,916,709          54.2%
4 New York Plaza
New York, NY 10004

State Street Bank & Trust Co.- Bank
Portfolio                                        $6,990,446          23.8%
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


             CASE RECEIVABLES II INC.

             (Registrant)



                  By:  /s/ Ralph A. Than                  July 9, 1999
                      ------------------------
                  Ralph A. Than
                  Vice President and Treasurer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to any security holder of the registrant.