Form 10-K
period 1998-12-31
CASE RECEIVABLES II INC
filed 1999-07-09
CIK 931152

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

ITEM 2.    PROPERTIES

         The Case Equipment Receivables Trust 1998-B (the "Trust") was formed pursuant to the Trust Agreement, dated as of August 1, 1998 (the "Agreement"), between Case Receivables II Inc., as seller (the "Depositor"), and The Bank of New York, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts and leases secured by new or used agricultural, construction and other equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On August 26, 1998, the Trust issued $112,706,000 Class A-1 5.6075% Asset Backed Notes, $200,000,000 Class A-2 5.7690% Asset Backed Notes, $140,000,000 Class A-3 5.8880% Asset Backed Notes, $134,794,000 Class A-4 5.9970% Asset Backed Notes, $25,000,000 Class B
5.9900% Asset Backed Notes (collectively, the "Notes") and $100,000 5.99% Asset Backed Certificates (the "Certificates", and together with the Notes, the "Securities").


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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 30, 1999, the following participants in the DTC system were known to be the holders of more than 5% of the total principal amount of Securities outstanding on that date:


Class A Asset Backed Notes

Name and Address of Beneficial Owner            Amount        Percent of Class
------------------------------------            ------        ----------------
The Bank of New York                          $50,331,750          8.9%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                         $44,794,000          7.9%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                         $106,127,051         18.86%
4 New York Plaza
New York, NY 10004



Class B Asset Backed Notes

Name and Address of Beneficial Owner            Amount        Percent of Class
------------------------------------            ------        ----------------
Chase Manhattan Bank                          $7,252,160           40.0%
4 New York Plaza
New York, NY 10004

State Street Bank and Trust Company           $3,512,608           20.0%
1776 Heritage Drive
North Quincy, MA 02171

State Street Bank and Trust Company -
Bank Portfolio                                $7,252,160           40.0%
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