Form 10-K
period 1998-12-31
CASE RECEIVABLES II INC
filed 1999-07-09
CIK 931152

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

ITEM 2.    PROPERTIES

         The Case Equipment Loan Trust 1998-A (the "Trust") was formed pursuant to the Trust Agreement, dated as of February 1, 1998 (the Agreement), between Case Receivables II Inc., as seller (the "Depositor"), and The Bank of New York, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts secured by new or used agricultural or construction equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On February 23, 1998, the Trust issued $72,113,000 Class A-1 5.545% Asset Backed Notes, $190,750,000, Class A-2 5.592% Asset Backed Notes, $145,750,000 Class A-3
5.740% Asset Backed Notes, $180,449,000 Class A-4 5.830% Asset Backed
Notes, $25,000,000 Class B 5.940% Asset Backed Notes (collectively, the "Notes") and $10,938,000 5.940% Asset Backed Certificates (the
"Certificates", and together with the Notes, the "Securities").

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 30, 1999, the following participants in the DTC system were known to be the holders of more than 5% of the total principal amount of Securities outstanding on that date:


Class A Asset Backed Notes

Name and Address of Beneficial Owner            Amount         Percent of Class
------------------------------------            ------         ----------------
The Bank of New York                          $19,420,000         6.7%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                         $19,060,000         6.5%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and Trust Company         $17,555,000         6.0%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                          $60,664,174         20.8%
4 New York Plaza
New York, NY 10004

Citibank, N.A.                                $25,750,000         8.9%
P. O. Box 30576
Tampa, FL 33630

State Street Bank and Trust Company           $23,361,104         8.0%
1776 Heritage Drive
North Quincy, MA 02171


Class B Asset Backed Notes

Name and Address of Beneficial Owner          Amount           Percent of Class
------------------------------------          ------           ----------------
The Bank of New York                          $5,354,224          42.5%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                          $5,036,948          40.0%
4 New York Plaza
New York, NY 10004

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