Form 10-K
period 1999-12-31
CNH RECEIVABLES INC
filed 2000-06-16
CIK 931152

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  -------

                                 FORM 10-K

                               ANNUAL REPORT


                   pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                  33-99298
                          (Commission file number)


                            CNH Receivables Inc.
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


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

As of December 31, 1999, 200 shares of CNH Receivables Inc.'s common stock, $5.00 par value, were outstanding.

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

PART II

Item 5.        Market for Registrant's Common Equity and Realty Stockholder
                Matters....................................................2
Item 6.        Selected Financial Data.....................................2
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation....................................2
Item 8.        Financial Statements and Supplementary Data.................2
Item 9.        Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure.................................. 2

PART III

Item 10.       Directors and Executive Officers of the Registrant..........2
Item 11.       Executive Compensation......................................2
Item 12.       Security Ownership of Certain Beneficial Owners
                and Management.............................................2
Item 13.       Certain Relationships and Related Transactions..............2

PART IV

Item 14.       Exhibits, Financial Statements Schedules, and Reports on
                Form 8-K ..................................................3

         On March 24, 1993, a letter (the "No-Action Letter") was submitted on behalf of Case Equipment Loan Trust 1992-A and similarly situated trusts to the Office of Chief Counsel, Division of corporation finance, of the Securities and Exchange Commission (the "Commission") requesting that the Commission raise no objection if trusts originated by Case Corporation file reports pursuant to Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended, in the manner described in the No-Action Letter. CNH Receivables Inc. has prepared and filed this Annual Report on Form 10-K in accordance with the No-Action Letter.



                                   PART I

ITEM 1.      BUSINESS

         Omitted pursuant to the No-Action Letter.

ITEM 2.      PROPERTIES

         The Case Equipment Loan Trust 1999-B (the "Trust") was formed pursuant to the Trust Agreement, dated as of August 1, 1999 (the "Agreement"), between CNH Receivables Inc., as seller (the "Depositor"), and The Bank of New York, as Trustee. The assets of the Trust include, among other things, receivables consisting of retail installment sale contracts and leases secured by new or used agricultural, construction and other equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof. On September 13, 1999, the Trust issued $68,629,000 Class A-1 5.674% Asset Backed Notes, $300,000,000 Class A-2 6.330% Asset Backed Notes, $100,000,000 Class A-3 6.660% Asset Backed Notes, $182,371,000 Class A-4 6.9900% Asset Backed Notes, $31,500,000 Class B
7.050% Asset Backed Notes (collectively, the "Notes") and $17,500,000 7.050% Asset Backed Certificates (the "Certificates", and together with the Notes, the "Securities"). From the inception of the Trust through December 31, 1999, the Trust sustained $520,658.78 in net losses on defaulted receivables.

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

         None of the Securities issued by the Trust are voting securities.

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


             CNH Receivables Inc.
             (Registrant)



                  By: /s/ Ralph A. Than                        April____, 2000
                      --------------------------------
                          Ralph A. Than
                          Vice President and Treasurer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to any security holder of the registrant.