Form 10-K/A
period 1999-12-31
CNH RECEIVABLES INC
filed 2000-07-11
CIK 931152

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   _____

                                FORM 10-K/A

                              AMENDMENT NO. 1

                               ANNUAL REPORT


                   pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                  33-99298, 33-84922, 333-52493, 333-82741
                          (Commission file number)


                            CNH Receivables Inc.
           (Exact name of registrant as specified in its charter)

         Delaware                                              76-0439709
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                           identification number)


                                475 Half Day Road
                             Lincolnshire, IL 60069
                    (Address of principal executive offices)


                                  847-955-0228
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes  x    No
                                                        -----     -----

As of December 31, 1999, 200 shares of CNH Receivables Inc.'s common stock, $5.00 par value, were outstanding.

No documents have been incorporated by reference in this Form 10-K/A.

                             TABLE OF CONTENTS

                                                                       Page

PART I

Item 1.       Business...................................................1
Item 2.       Properties.................................................1
Item 3.       Legal Proceedings..........................................3
Item 4.       Submission of Matters to a Vote of Security Holders........3

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters......................................3
Item 6.       Selected Financial Data....................................3
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operation.......................3
Item 8.       Financial Statements and Supplementary Data................3
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................3

PART III

Item 10.      Directors and Executive Officers of the Registrant.........4
Item 11.      Executive Compensation.....................................4
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management...........................................4
Item 13.      Certain Relationships and Related Transactions.............4

PART IV

Item 14.      Exhibits, Financial Statements Schedules, and Reports
                on Form 8-K..............................................4

     On March 24, 1993, a letter (the "No-Action Letter") was submitted on behalf of Case Equipment Loan Trust 1992-A and similarly situated trusts to the Office of Chief Counsel, Division of Corporation Finance, of the Securities and Exchange Commission (the "Commission") requesting that the Commission raise no objection if trusts originated by Case Corporation file reports pursuant to Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended, in the manner described in the No-Action Letter. CNH Receivables Inc. (the successor to Case Receivables II Inc.) has prepared and filed this Annual Report on Form 10-K/A in accordance with the No-Action Letter.

                                   PART I

ITEM 1.      BUSINESS

         Omitted pursuant to the No-Action Letter.

ITEM 2.      PROPERTIES

     The Case Equipment Loan Trust 1997-A (the "1997-A Trust") was formed pursuant to the Trust Agreement, dated as of March 1, 1997, between CNH Receivables Inc., as seller (the "Depositor"), and The Chase Manhattan Bank Delaware, as Trustee. On March 18, 1997, the 1997-A Trust issued $71,500,000 Class A-1 5.597% Asset Backed Notes, $282,000,000 Class A-2
6.00% Asset Backed Notes, $259,125,000 Class A-3 6.45% Asset Backed Notes, $26,000,000 Class B 6.70% Asset Backed Notes (collectively, the "1997-A Notes") and $11,375,000 6.70% Asset Backed Certificates (the "1997-A Certificates," and together with the 1997-A Notes, the "1997-A Securities"). From the inception of the 1997-A Trust through December 31, 1998, the 1997-A Trust sustained $1,616,056.85 in net losses on defaulted receivables. From January 1, 1999, through December 31, 1999, the 1997-A Trust sustained $2,264,026.39 in net losses on defaulted receivables.

     The Case Equipment Loan Trust 1997-B (the "1997-B Trust") was formed pursuant to the Trust Agreement, dated as of September 1, 1997, between the Depositor, as seller, and The Chase Manhattan Bank, USA, as Trustee. On September 22, 1997, the 1997-B Trust issued $90,000,000 Class A-1 5.612%
Asset Backed Notes, $204,500,000 Class A-2 5.914% Asset Backed Notes, $237,000,000 Class A-3 6.240% Asset Backed Notes, $188,591,000 Class A-4
6.410% Asset Backed Notes, $34,719,000 Class C 6.410% Asset Backed Notes (collectively, the "1997-B Notes") and $15,190,000 6.410% Asset Backed Certificates (the "1997-B Certificates", and together with the 1997-B Notes, the "1997-B Securities"). From the inception of the 1997-B Trust through December 31, 1998, the 1997-B Trust sustained $394,786.29 in net losses on defaulted receivables. From January 1, 1999 through December 31, 1999, the 1997-B Trust sustained $5,650,583.40 in net losses on defaulted receivables.

     The Case Equipment Loan Trust 1998-A (the "1998-A Trust") was formed pursuant to the Trust Agreement, dated as of February 1, 1998, between the Depositor, as seller, and The Bank of New York, as Trustee. On February 23, 1998, the 1998-A Trust issued $72,113,000 Class A-1 5.545% Asset Backed Notes, $190,750,000 Class A-2 5.592% Asset Backed Notes, $145,750,000 Class
A-3 5.740% Asset Backed Notes, $180,449,000 Class A-4 5.830% Asset Backed Notes, $25,000,000 Class B 5.940% Asset Backed Notes (collectively, the "1998-A Notes") and $10,938,000 5.940% Asset Backed Certificates (the "1998-A Certificates", and together with the 1998-A Notes, the "1998-A

Securities"). From the inception of the 1998-A Trust through December 31, 1998, the 1998-A Trust sustained $51,129.80 in net losses on defaulted receivables. From January 1, 1999 through December 31, 1999, the 1998-A Trust sustained $3,973,976.35 in net losses on defaulted receivables.

     The Case Equipment Receivables Trust 1998-B (the "1998-B Trust") was formed pursuant to the Trust Agreement, dated as of August 1, 1998, between the Depositor, as seller, and The Bank of New York, as Trustee. On August 26, 1998, the 1998-B Trust issued $112,706,000 Class A-1 5.6075% Asset
Backed Notes, $200,000,000 Class A-2 5.7690% Asset Backed Notes, $140,000,000 Class A-3 5.8880% Asset Backed Notes, $134,794,000 Class A-4
5.9970% Asset Backed Notes, $25,000,000 Class B 5.9900% Asset Backed Notes (collectively, the "1998-B Notes") and $100,000 5.99% Asset Backed Certificates (the "1998-B Certificates", and together with the 1998-B Notes, the "1998-B Securities"). From the inception of the 1998-B Trust through December 31, 1998, the 1998-B Trust sustained no net losses on defaulted receivables. From January 1, 1999 through December 31, 1999, the 1998-B Trust sustained $6,057,515.32 in net losses on defaulted receivables.

     The Case Equipment Receivables Trust 1998-C (the "1998-C Trust") was formed pursuant to the Trust Agreement, dated as of November 1, 1998, between the Depositor, as seller, and The Bank of New York, as Trustee. On November 18, 1998, the 1998-C Trust issued $86,400,000 Class A-1 5.42%
Asset Backed Notes, $250,000,000 Class A-2 5.49% Asset Backed Notes, $110,000,000 Class A-3 5.52% Asset Backed Notes, $148,350,000 Class A-4
5.61% Asset Backed Notes, $34,125,000 Class B 6.20% Asset Backed Notes (collectively, the "1998-C Notes") and $100,000 6.20% Asset Backed Certificates (the "1998-C Certificates", and together with the 1998-C Notes, the "1998-C Securities"). From the inception of the 1998-C Trust through December 31, 1998, the 1998-C Trust sustained no net losses on defaulted receivables. From January 1, 1999 through December 31, 1999, the 1998-C Trust sustained $2,116,817.61 in net losses on defaulted receivables.

     The Case Equipment Loan Trust 1999-A (the "1999-A Trust") was formed pursuant to the Trust Agreement, dated as of March 1, 1999, between the Depositor, as seller, and The Bank of New York, as Trustee. On March 22, 1999, the 1999-A Trust issued $75,550,000 Class A-1 4.950% Asset Backed Notes, $294,000,000 Class A-2 5.285% Asset Backed Notes, $137,000,000 Class
A-3 5.600% Asset Backed Notes, $221,950,000 Class A-4 5.770% Asset Backed Notes, $31,000,000 Class B 5.9600% Asset Backed Notes (collectively, the "1999-A Notes") and $15,500,000 5.960% Asset Backed Certificates (the "1999-A Certificates", and together with the 1999-A Notes, the "1999-A Securities"). From the inception of the 1999-A Trust through December 31, 1999, the 1999-A Trust sustained $1,497,593.66 in net losses on defaulted receivables.

     The Case Equipment Loan Trust 1999-B (the "1999-B Trust") was formed pursuant to the Trust Agreement, dated as of August 1, 1999, between the Depositor as seller, and The Bank of New York, as Trustee. On September 13, 1999, the 1999-B Trust issued $68,629,000 Class A-1 5.674% Asset Backed Notes, $300,000,000 Class A-2 6.330% Asset Backed Notes, $100,000,000 Class
A-3 6.660% Asset Backed Notes, $182,371,000 Class A-4 6.9900% Asset Backed Notes, $31,500,000 Class B 7.050% Asset Backed Notes (collectively, the "1999-B Notes") and $17,500,000 7.050% Asset Backed Certificates (the "1999-B Certificates", and together with the 1999-B Notes, the "1999-B Securities"). From the inception of the 1999-B Trust through December 31, 1999, the 1999-B Trust sustained $520,658.78 in net losses on defaulted receivables.

     The 1997-A Trust, 1997-B Trust, 1998-A Trust, 1998-B Trust, 1998-C
Trust, 1999-A Trust and 1999-B Trust are referred to collectively herein as the "Trusts". The 1997-A Certificates, 1997-B Certificates, 1998-A Certificates, 1998-B Certificates, 1998-C Certificates, 1999-A Certificates and 1999-B Certificates are referred to collectively herein as the "Certificates". The 1997-A Securities, 1997-B Securities, 1998-A Securities, 1998-B Securities, 1998-C Securities, 1999-A Securities and 1999-B Securities are referred to collectively herein as the "Securities".

     The assets of the Trusts include, among other things, receivables consisting of retail installment sale contracts secured by new or used agricultural or construction equipment, rights to receive certain payments made with respect to such receivables, security interests in the equipment financed thereby and the proceeds thereof.

     Reference is made to the Annual Statements of Compliance included under Item 14.

ITEM 3.      LEGAL PROCEEDINGS

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                  PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     There is no established public trading market for the Certificates. The entire principal amounts of the Certificates were issued to and have been retained by the Depositor.

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

         None of the Securities issued by the Trusts are voting securities.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Listed below are the documents filed as a part of this report:

             Exhibit
             Number
             -------

             99(a)-1 Annual Statement of Compliance for 1997-A Trust

             99(a)-2 Annual Statement of Compliance for 1997-B Trust

             99(a)-3 Annual Statement of Compliance for 1998-A Trust

             99(a)-4 Annual Statement of Compliance for 1998-B Trust

             99(a)-5 Annual Statement of Compliance for 1998-C Trust

             99(a)-6 Annual Statement of Compliance for 1999-A Trust

             99(a)-7 Annual Statement of Compliance for 1999-B Trust

             99(b)-1 Accountant's Statement for 1997-A Trust

             99(b)-2 Accountant's Statement for 1997-B Trust

             99(b)-3 Accountant's Statement for 1998-A Trust

             99(b)-4 Accountant's Statement for 1998-B Trust

             99(b)-5 Accountant's Statement for 1998-C Trust

             99(b)-6 Accountant's Statement for 1999-A Trust

             99(b)-7 Accountant's Statement for 1999-B Trust

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

             CNH Receivables Inc.

             (Registrant)

                  By: /s/ Robert A. Wegner                    July 10, 2000
                      -------------------------------
                      Robert A. Wegner
                      Senior Vice President and Chief
                      Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to any security holder of the registrant.